Form 10-Q
period 2006-12-31
WNC Housing Tax Credit Fund VI, L.P., Series 14
filed 2007-02-14
CIK 1321227

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended December 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from             to
                                           -------------  -------------

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
Yes  X  No
   ------  ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes      No   X
   ------  ------

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

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

  Balance Sheets
    December 31, 2006 and March 31, 2006.......................................3

  Statements  of  Operations  For  the  Three  Months  and   Nine  Months  Ended
    December 31, 2006 and the Period December 14, 2005 (Date Operations
    Commenced) through December 31, 2005.......................................4


  Statements of Partners' Equity
    For the Nine Months Ended December 31, 2006................................5

  Statements of Cash Flows
    For the Nine Months Ended December 31, 2006 and the Period August 31, 2005
    through December 31, 2005 .................................................6

  Notes to Financial Statements................................................7

  Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................15

  Item 3.  Quantitative and Qualitative Disclosures Above Market Risks........17

  Item 4.  Controls and Procedures............................................17

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................18

  Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........18

  Item 3.  Defaults Upon Senior Securities....................................19

  Item 4.  Submission of Matters to a Vote of Security Holders................19

  Item 5.  Other Information..................................................19

  Item 6.  Exhibits and Reports on Form 8-K...................................19

  Signatures..................................................................20

  Certifications...........................................................21-24

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A CALIFORNIA LIMITED PARTNERSHIP)
                       (A DEVELOPMENT STAGE PARTNERSHIP)
                                 BALANCE SHEETS

                                                              December 31, 2006            March 31, 2006
                                                           ------------------------   ------------------------
                                                                 (unaudited)
ASSETS
Cash and cash equivalents                                $              11,644,318   $               5,247,602
Investment in Local Limited Partnerships (Note 2)                        8,748,048                           -
Amounts due from dealers (Note 5)                                           10,010                     816,640
Deferred acquisition fees and costs paid                                   910,151                     692,190
                                                           ------------------------    ------------------------
                                                         $              21,312,527   $               6,756,432
                                                           ========================    ========================
LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to General Partner
 and affiliates (Note 3)                                 $                  54,003   $                 120,215
Due to Investors                                                                 -                      27,500
Payables to Local Limited Partnerships (Note 4)                          3,577,916                           -
                                                           ------------------------    ------------------------
                                                                         3,631,919                     147,715
Commitments and contingencies

Partners' Equity (Deficit)
   General Partner                                                            (164)                        26
   Limited   Partners   (25,000    Partnership    Units
   authorized,
     20,981 and 7,691 Partnership Units issued and
     outstanding at December 31, 2006 and March 31,
     2006, respectively)                                                17,680,772                   6,608,691
                                                           ------------------------    ------------------------
   Total Partners' Equity                                               17,680,608                   6,608,717
                                                           ------------------------    ------------------------
                                                         $              21,312,527   $               6,756,432
                                                           ========================    ========================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                            STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended December 31, 2006 and the Period December 14, 2005 (Date Operations Commenced) Through December 31, 2005

                                   (unaudited)

                                                                   2006                                     2005
                                                    --------------------------------------         -----------------
                                                                                                     December 14
                                                                                                       Through
                                                     Three Months          Nine Months               December 31
                                                    ----------------     -----------------         -----------------
           Interest income                        $         125,464    $          282,377        $              113

           Operating expenses:
           Amortization  ( Note 2)                            8,901                12,966                         -
           Asset management fees (Note 3)                    41,604                62,245                         -
           Legal and accounting                                 308                20,167
           Organization costs                                     -                     -                    35,040
           Other                                              3,154                 7,516                         8
                                                    ----------------     -----------------         -----------------
            Total operating expenses                         53,967               102,894                    35,048
                                                    ----------------     -----------------         -----------------
           Income (loss) from operations                     71,497               179,483                   (34,935)

           Equity in losses of Local
            Limited Partnerships (Note 2)                  (257,813)             (369,330)                        -
                                                    ----------------     -----------------         -----------------
           Net loss                               $        (186,316)   $         (189,847)       $          (34,935)
                                                    ================     =================         =================
           Net loss allocated to:
            General Partner                       $            (186)   $             (190)       $              (35)
                                                    ================     =================         =================
            Limited Partners                      $        (186,130)   $         (189,657)       $          (34,900)
                                                    ================     =================         =================
            Net loss per Partnership Unit         $          (11.43)   $           (11.65)       $              (12)
                                                    ================     =================         =================
           Outstanding weighted Partnership
            Units                                            16,280                16,280                     2,920
                                                    ================     =================         =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          STATEMENT OF PARTNERS' EQUITY

                   For the Nine Months Ended December 31, 2006

                                                             General             Limited
                                                             Partner             Partners                 Total
                                                           ------------      ----------------      ------------------
Partners' equity at March 31, 2006                      $           26     $       6,608,691    $          6,608,717

Sales of Partnership Units, net of
  discounts of $14,185                                               -            13,275,815              13,275,815

Sales of Partnership Units issued for
  promissory notes receivable (Note 5)                               -              (296,985)               (296,985)

Offering expenses                                                    -            (1,717,092)             (1,717,092)

Net loss                                                          (190)             (189,657)               (189,847)
                                                           ------------      ----------------      ------------------
Partners' equity (Deficit) at December 31, 2006
(Unaudited)                                             $         (164)    $      17,680,772    $         17,680,608
                                                           ============      ================      ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                            STATEMENTS OF CASH FLOWS

   For the Nine Months Ended December 31, 2006 and the Period August 31, 2005
                            Through December 31, 2005
                                   (Unaudited)

                                                                         2006                  2005
                                                                    ----------------    --------------------
    Cash flows from operating activities:
      Net loss                                                    $         (189,847)  $            (34,935)
       Adjustments to reconcile net loss to net
            Cash provided by (used in) operating activities:
           Equity in losses of Local Limited Partnerships                    369,330                      -
           Change in due from dealers                                              -               (726,985)
           Change in interest receivable                                           -                   (113)
           Amortization                                                       12,966                      -
           Change in accrued fees and expenses
            due to General Partner and affiliates                             52,438                161,333
                                                                    ----------------    --------------------
             Net cash provided by (used in) operating activities             244,887               (600,700)
                                                                    ----------------    --------------------
    Cash flows from investing activities:
            Investments in Local Limited Partnerships, net                (4,573,250)                     -
            Acquisition costs and fees                                      (979,178)                     -
            Deferred acquisition fees and costs paid                        (289,151)              (262,800)
                                                                    ----------------    --------------------
              Net cash used in investing activities                       (5,841,579)              (262,800)
                                                                    ----------------    --------------------
    Cash flows from financing activities:
            Due to Investors                                                 (27,500)                     -
            Sales of Partnership Units, net of
              contributions receivable and subscriptions receivable       13,785,460              2,859,985

            Offering expenses                                             (1,764,552)              (340,345)
                                                                    ----------------    --------------------
                Net cash provided by financing activities                 11,993,408              2,519,640
                                                                    ----------------    --------------------
    Net increase in cash and cash equivalents                              6,396,716              1,656,140

    Cash and cash equivalents, beginning of period                         5,247,602                  1,100
                                                                    ----------------    --------------------
    Cash and cash equivalents, end of period                      $       11,644,318 $            1,657,240
                                                                    ================    ====================
    SIGNIFICANT NONCASH FINANCING ACTIVITIES

    Prepaid acquisition fees and costs included within due
      to General Partners and affiliates                          $                - $               65,430
                                                                    ================    ====================
    Offering expenses included within due to General Partners
       and affiliates                                             $                - $               95,895
                                                                    ================    ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13

                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2006 audited financial statements. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of December 31, 2006.

Organization
------------

WNC Housing Tax Credit Fund, VI, L.P., Series 13 (the "Partnership") was formed under the California Revised Limited Partnership Act on February 7, 2005, and commenced operations on December 14, 2005. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes ("Housing Complexes") that are eligible for Federal low income housing and, in certain cases, California low income housing tax credits ("Low Income Housing Tax Credit").

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

Pursuant to the prospectus of the Partnership dated November 1, 2005, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." As of December 31, 2006, subscriptions for 20,981 units have been accepted by the partnership. The Partnership is required to receive a minimum offering amount of $1,400,000 to break escrow and effective December 14, 2005 the minimum amount was received.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

Method of Accounting for Investments in Local Limited Partnerships
------------------------------------------------------------------

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

Equity in losses/gain of limited partnerships for the period ended December 31, 2006 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on nine months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
--------------------------------------------------------------------------------

manager fees) of the total offering proceeds. Offering expenses are reflected as a reduction of limited partners' capital. Organization costs are expensed as incurred by the Partnership.

Concentration of Credit Risk
----------------------------
At December 31, 2006, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Cash and Cash Equivalents
-------------------------
The Partnership considers all highly liquid investments with an original maturity of nine months or less when purchased to be cash equivalents. As of December 31, 2006, the Partnership had $11,550,000 in an open repurchase account.

Net Income (Loss) Per Partnership Unit
--------------------------------------

Net income (loss) per Partnership Unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income (loss) per Partnership Unit includes no dilution and is computed by dividing income
(loss) available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net income (loss) per Partnership Unit is not required.

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


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

As of December 31, 2006, the Partnership acquired Local Limited Partnership interests in six Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 554 apartment units. As of December 31, 2006, all six Housing Complexes are operating with rehabilitation occurring around the existing tenants. The respective general partners of the Local
Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.9%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of December 31, 2006, no investment accounts in Local Limited Partnerships had reached a zero balance.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS-continues
-------------------------------------------------------

The following is a summary of the equity method activity of the investments in Local Limited Partnerships as of:

                                                                        December 31,       March 31, 2006
                                                                            2006
                                                                       ---------------    -----------------
Investments in Local Limited Partnerships, beginning of period       $              -    $               -
Capital contributions paid, net                                             4,573,250                    -
Capital contributions payable                                               3,577,916                    -
Capitalized acquisition fees and costs                                        979,178                    -
Equity in losses of Local Limited Partnerships                               (369,330)
Amortization of capitalized acquisition fees and costs                        (12,966)                   -
                                                                       ---------------    -----------------
Investments in Local Limited Partnerships, end of period             $      8,748,048    $               -
                                                                       ===============    =================

Selected financial information for the nine months ended December 31, 2006 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the partnership has invested is as follows:


                   COMBINED CONDENSED STATEMENTS OF OPERATIONS

                                                                        2006
                                                                ---------------------
               Revenues                                       $           1,134,000
                                                                ---------------------
               Expenses
                Interest expense                                            250,000
                Depreciation & amortization                                 297,000
                Operating expenses                                          956,000
                                                                ---------------------
                Total expenses                                            1,503,000
                                                                ---------------------
               Net loss                                       $            (369,000)
                                                                =====================
               Net loss allocable to the Partnership          $            (369,000)
                                                                =====================
               Net loss recorded by the Partnership           $            (369,000)
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

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

     Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2006 and March 31, 2006, the Partnership incurred acquisition fees of $1,468,670 and $538,370, respectively. As of December 31, 2006 and March 31, 2006, $707,895 and $538,370 are included in prepaid acquisition fees and costs and $760,775 and $0 respectively, are included in investment in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $10,068 and $0, as of December 31, 2006 and March 31, 2006, respectively.

     Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of December 31, 2006 and March 31, 2006, the Partnership incurred acquisition costs of $419,620 and $153,820, respectively. As of December 31, 2006 and March 31, 2006, $202,256 and $153,820 were included in prepaid acquisition fees and costs and $217,364 and $0 respectively, were included in investment in Local Limited Partnerships. Accumulated amortization of these capitalized and costs was $2,875 and $0 as of December 31, 2006 and March 31, 2006, respectively.

     Selling commissions of 7% of the net proceeds from the sale of the Partnership Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. As of December 31, 2006 and March 31, 2006, the Partnership incurred selling commissions of $1,424,763 and $505,070, respectively.

     A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of December 31, 2006 and March 31, 2006, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $839,240 and $307,640, respectively, and dealer manager fees totaling $419,620 and $153,820, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Partnership Units.

     An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Partnership Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fees of $62,245 were incurred during the nine months ended December 31, 2006, $52,245 of which remained payable as of December 31, 2006..

     The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $27,490 for the period ended December 31, 2006.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 13
                       (A California Limited Partnership)
                        (A Development Stage Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                For the Quarterly Period Ended December 31, 2006
                                   (unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

     A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended December 31, 2006.

The accrued fees and expenses due to General Partner and affiliates consist of the following at:

                                                                                  December 31, 2006    March 31, 2006
                                                                                 ------------------- -------------------
Acquisition fees payable                                                  $                    -   $           55,370
Acquisition expenses payable                                                                   -               15,820
Organizational and offering costs payable                                                      -               47,460
Asset management fee payable                                                              52,245                    -
Reimbursements for expenses paid by the General Partner or an affiliate                    1,758                1,565
                                                                                 ----------------   ------------------
                                                                          $               54,003   $          120,215
                                                                                 ================   ==================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to Local Limited Partnerships amounting to $3,577,916 and $0 at December 31, 2006 and March 31, 2006, respectively, represent amounts, which are due at various times based on conditions specified in the respective Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

Limited partners who subscribed for $20,000 or more of Local Limited Partnership interest could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of December 31, 2006, the Partnership had received subscriptions for 20,981 Partnership Units which included promissory notes of $414,485, of which $10,000 receivable amounts due from the dealers were collected subsequent to December 31, 2006 and prior to the issuance of these financial statements. As of December 31, 2006, the amount of interest due from dealers was $10,010.

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

Equity in losses/gain of limited partnerships for the period ended December 31, 2006 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on nine months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses/gain of these limited partnerships have been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses/gains from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

Financial Condition

The Partnership's assets at December 31, 2006 consisted primarily of $11,644,000 in cash and cash equivalents, prepaid acquisition fees and costs of $910,000, and aggregate investments in six Local Limited Partnerships of $8,748,000. Liabilities at December 31, 2006 primarily consisted of $3,578,000 in capital contributions due to Local Limited Partnerships and $54,000 in accrued fees, accrued annual asset management fees and reimbursements for expenses paid by the General Partner and/or its affiliates.

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

Results of Operations

The Partnership commenced operations on December 14, 2005. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The  Partnership's  net  loss  for  the  period  ended  December  31,  2006  was
$(190,000). Net loss is primarily due to $(369,000) of equity in losses from Local Limited Partnerships offset by $179,000 of income from operations. The income from operations was primarily due to $282,000 of interest income offset by operating expenses of $(103,000), including $(62,000) in asset management expenses, $(20,000) in legal and accounting expenses and $(13,000) in amortization and $(8,000) in other operating expenses.

WNC Housing Tax Credit Fund VI, L.P., Series 14 ("Series 14") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 14.

Cash Flows

Net increase in cash during the period ended December 31, 2006 was $6,397,000. Net cash provided by operating activities was $245,000. Net cash flows provided by financing activities of $11,993,000 during the period ended December 31, 2006, consisted of net sales of Partnership Units of $13,785,000 less offering expenses paid of $(1,764,000) and payments due to investors of $(28,000). Net cash flows used in investing activities for the period ended December 31, 2006 was $(5,841,000), consisted of $(4,573,000) of investments in six Local Limited Partnerships, $(979,000) for acquisition fees and costs, and $(289,000) for prepaid acquisition fees and costs paid to Associates.

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

Capital Resources

The Partnership offered Limited Partnership Units in a Public Offering declared effective by the Securities and Exchange Commission on November 1, 2005 and commenced operations on December 14, 2005. As of December 31, 2006 the Partnership received subscription for $20,981,000 from Limited Partners representing 20,981 Limited Partnership Units.

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)-(e)  NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is November 1, 2005 for WNC Housing Tax Credit Fund VI, L.P., Series 13 and Series 14.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 13 commenced its offering on November 1, 2005. As of December 31, 2006 WNC Housing Tax Credit Fund VI, L.P., Series 14 had not commenced its offering.

(3)      Not Applicable

(4)      (i)  Neither offering has yet terminated.
         (ii) The dealer manager for each offering is WNC Capital Corporation, an affiliate of the general partner.
         (iii) The title of the class of securities registered by each Series is Units of Limited Partnership Interest.
         (iv) WNC Housing Tax Credit Fund VI L.P., Series 13 registered 25,000 Units at an aggregate price of $25,000,000. As of December 31, 2006, 20,981 Units were sold aggregating $20,966,800 net of discount of $14,200. WNC Housing Tax Credit Fund VI, L.P., Series 14 registered 25,000 Units at an aggregate price of $25,000,000. As of December 31, 2006, no Units had been sold as the offering had not commenced as of that date.
         (v) As of December 31, 2006 WNC Housing Tax Credit Fund VI, L.P., Series 13 has incurred $1,424,763 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $419,620, a non-accountable organization and offering expense of $209,810 to the dealer manager, and a $629,430 for non-accountable organization and offering cost to WNC & Associates. WNC Housing Tax Credit Fund VI, L.P., Series 14 has incurred no expenses as of December 31, 2006.
         (vi) The net offering proceeds to Series 13 after all fees as stated above in (f) (4) (v) totals $18,283,177. WNC Housing Tax Credit Fund VI, L.P., Series 14 has no offering proceeds as of December 31, 2006.
         (vii)
              (A) An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $419,620 as of December 31, 2006. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $1,468,670 as of December 31, 2006. Series 14: Inapplicable
              (B) Of the net proceeds of $16,394,887 after payment of the foregoing, $15,735,750 has been committed to acquire Local Limited Partnership Interests (including amounts to be paid for interest on warehouse financing), and $659,137 is held in reserves. Series 14: Inapplicable

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K

         NONE

(b)      Exhibits

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

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 14
-----------------------------------------------
(Registrant)

By:   WNC National Partners, LLC., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date: February 14, 2007




By:  /s/ Thomas J. Riha
Thomas J. Riha
Senior Vice President  Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2007
                                       20